Form 10-K/A
COMM 2012-CCRE1 Mortgage Trust
filed 2013-08-30
CIK 1548599

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 1)

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

    Not applicable.


  EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 1, 2013, is to file (i) an amended Rule 13a-14(d)/15d-14(d) Certification of the depositor, dated August 23, 2013 as a replacement to the Rule 13a-14(d)/15d-14(d) Certification filed as Exhibit 31 of the Exhibits, Rule 13a-14(d)/15d-14(d) Certification under Item 15 to the Original Form 10-K, (ii) an amended Report of Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Applicable Servicing Criteria filed as Exhibits 33.12 and 33.15 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, (iii) an amended Attestation Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Applicable Servicing Criteria filed as Exhibits 34.12 and 34.15 of the Exhibits, Financial Statements Schedules under Item 15 to the Original Form 10-K, each such amendment being made as result of receipt by the depositor of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, a copy of which is filed as Exhibit 99.1 of the Exhibits, Financial Statement Schedules under Item 15, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, as Custodian, (iv) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator and Paying Agent for the Crossgates Mall Mortgage Loan, dated August 21, 2013 as an amendment to the Servicer Compliance Statement filed as Exhibit 35.3 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K, (v) an amended Servicer Compliance Statement of Wells Fargo Bank, as Certificate Administrator, dated August 21, 2013 as an amendment to the Servicer Compliance Statement filed as Exhibit 35.5 of the Exhibits, Servicer Compliance Statement under Item 15 to the Original Form 10-K, (vi) Servicer Compliance Statements of Wells Fargo Bank, as Custodian and as Custodian for the Crossgates Mall Mortgage Loan, dated August 21, 2013, filed as Exhibits
  35.7 and 35.8, respectively, of the Exhibits, Financial Statement Schedules under Item 15, included as supplements to the Original Form 10-K and (vii) the following supplemental explanation with respect to the Original Form 10-K:

  The Exhibit Index in the Original Form 10-K refers to the Crossgates Mall Mortgage Loan and the RiverTown Crossing Mall Mortgage Loan, each of which are evidenced by separate promissory notes and each of which are structured as loan combinations. A pari passu portion of each mortgage loan was securitized in the issuing entity, and the other pari passu portion or portions of each mortgage loan were securitized in one or more other securitization transactions. With respect to the Crossgates Mall Mortgage Loan, there is a pari passu companion loan which was securitized in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 and there is another companion loan which was securitized in the COMM 2012-CCRE3 Mortgage Trust transaction, Commission File Number 333-172143-06. With respect to the RiverTown Crossing Mall Mortgage Loan, there is a companion loan which was securitized in the CFCRE Commercial Mortgage Trust 2011-C2 transaction, Commission File Number 333-172863-01. The Crossgates Mall Mortgage Loan is primary serviced by an unaffiliated servicer, Wells Fargo Bank, N.A. ("Wells Fargo"), and will be specially serviced by an unaffiliated servicer, Midland Loan Services, Inc., a Division of PNC Bank, National Association pursuant to the pooling and servicing agreement, dated August 1, 2013 for the COMM 2012-CCRE2 Mortgage Trust transaction (the "COMM 2012-CCRE2 Pooling and Servicing Agreement"). The RiverTown Crossing Mall Mortgage Loan is primary serviced by an unaffiliated servicer, Bank of America, National Association and will be specially serviced by an unaffiliated servicer, LNR Partners, LLC, pursuant to the pooling and servicing agreement dated December 11, 2011 for the CRCRE Commercial Mortgage Trust 2011-C2 transaction (the "CFCRE 2011-C2 Pooling and Servicing Agreement"). The portion of the Crossgates Mall Mortgage Loan included in the issuing entity and primary serviced and specially serviced pursuant to the COMM 2012-CCRE2 Pooling and Servicing Agreement constitutes less than 20% of the pool assets of the issuing entity. The portion of the RiverTown Crossing Mall Mortgage Loan included in the issuing entity and primary serviced and specially serviced pursuant to the CFCRE 2011-C2 Pooling and Servicing Agreement, constitutes less than 10% of the pool assets of the issuing entity. Pursuant to Item 1108(a)(3) of Regulation AB, the requirement of the Depositor to file the other servicing agreement as an exhibit pursuant to
  Item 1108(c) of Regulation AB does not apply respect to any unaffiliated servicer that services less than 20% of the pool assets of the issuing entity. Therefore, the Depositor did not include the COMM 2012-CCRE2 Pooling and Servicing Agreement or the CFCRE 2011-C2 Pooling and Servicing Agreement in the Original Form 10-K.

  The portion of the RiverTown Crossing Mall Mortgage Loan included in the issuing entity and primary serviced pursuant to the CFCRE 2011-C2 Pooling and Servicing Agreement constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity. Therefore, the Depositor included in its Original Form 10-K an assessment of compliance with applicable servicing criteria for Bank of America and an accountant's attestation report pursuant to Item 1122 of Regulation AB because Bank of America is servicing more than 5% of the pool assets. However, the Depositor was not required to include in its Original Form 10-K a servicer compliance statement of Bank of America because Bank of America is an unaffiliated servicer servicing less than 10% of pool assets.

  U.S. Bank National Association acts as Trustee of the issuing entity. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by the Original Form 10-K. As a result, this report does not include an assessment of compliance with applicable servicing criteria of the Trustee. The Original Form 10-K includes an assessment of compliance with applicable servicing criteria of the Master Servicer which covers Item 1122(d)(2)(iii) of Regulation AB.

  Exhibits 35.7 and 35.8, Servicer Compliance Statements for Wells Fargo as Custodian and as Custodian for the Crossgates Mall Mortgage Loan, respectively, are not required by Item 1123 of Regulation AB because Wells Fargo Bank, as custodian, is not a "servicer" within the meaning of Item 1108(a) of Regulations AB. These supplemental exhibits are included for consistency with the depositor's other Reports on Form 10-K for the 2012 reporting period.


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

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo's determination that there were material instances of noncompliance at the platform level.

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



    33.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown Crossings
    Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan
    33.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.12 hereto.
    33.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.13 hereto



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan
    34.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 34.14 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.12 hereto
    34.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.13 hereto.



   35 Servicer compliance statement.



    35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to
    Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.3 Well Fargo Bank, National Association as Certificate Administrator and Paying Agent
    for the Crossgates Mall Mortgage Loan.
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator.
    35.6 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.7 Wells Fargo Bank, N.A. as Custodian.
    35.8 Wells Fargo Bank, N.A. as Custodian for the Crossgates Mall Mortgage Loan.

     99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian



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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   August 30, 2013


   /s/ Matt Smith
   Matt Smith, Vice President


    Date:   August 30, 2013



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



    33.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown Crossings
    Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan
    33.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.12 hereto.
    33.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.13 hereto



  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan
    34.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 34.14 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.12 hereto
    34.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.13 hereto.



   35 Servicer compliance statement.



    35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to
    Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.3 Well Fargo Bank, National Association as Certificate Administrator and Paying Agent
    for the Crossgates Mall Mortgage Loan.
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator.
    35.6 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.7 Wells Fargo Bank, N.A. as Custodian.
    35.8 Wells Fargo Bank, N.A. as Custodian for the Crossgates Mall Mortgage Loan.

     99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian
