Form 10-K/A
COMM 2012-CCRE1 Mortgage Trust
filed 2013-10-29
CIK 1548599

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No. 2)

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

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.


  EXPLANATORY NOTE

  The purpose of this Amendment No. 2 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 1, 2013 (the "Original Form 10-K"), which was amended by the registrant's Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on August 30, 2013, is to file (i) the Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction (Commission File Number 333-172143-05) and (ii) the Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as registrant, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, Citibank, N.A., as trustee, Trimont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator, relating to the CRCRE Commercial Mortgage Trust 2011-C2 transaction (Commission File Number 333-172863-01). The Crossgates Mall Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu Crossgates Mall loan combination, which is primary serviced by Wells Fargo Bank, National Association, pursuant to the Pooling and Servicing Agreement for the COMM 2012-CCRE2 Mortgage Trust. The RiverTown Crossings Mall Mortgage Loan included in the issuing entity and referred to in the Exhibit Index in the Original Form 10-K is part of the pari passu RiverTown Crossings Mall loan combination, which is primary serviced by Bank of America, National Association, pursuant to the Pooling and Servicing Agreement for the CRCRE Commercial Mortgage Trust 2011-C2 transaction.


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



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3)

  4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction, pursuant to which the Crossgates Mall Mortgage Loan is being serviced (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 22, 2012 and incorporated by reference herein).


  4.3 Pooling and Servicing Agreement, dated as of December 11, 2011, among
  CCRE Commercial Mortgage Securities, L.P., as registrant, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, Citibank, N.A., as trustee, Trimont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator, relating to the CRCRE Commercial Mortgage Trust 2011-C2 transaction, pursuant to which the RiverTown Crossings Mall Mortgage Loan is being serviced (filed as
  Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.'s Current Report on Form 8-K, filed on December 15, 2011 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown Crossings
    Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.12 of the Annual Report on
    Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).
    33.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.12 hereto.
    33.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).




  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.12 of the Annual Report on
    Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).
    34.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 34.14 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.12 hereto
    34.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).



   35 Servicer compliance statement.



    35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to
    Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.3 Well Fargo Bank, National Association as Certificate Administrator and Paying Agent
    for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 35.3 of the
    Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-04).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-04).
    35.6 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.7 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-04).
    35.8 Wells Fargo Bank, N.A. as Custodian for the Crossgates Mall Mortgage Loan
    incorporated by reference to Exhibit 35.8 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).

     99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the
     depositor regarding Compliance with Applicable Servicing Criteria for
     Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on
     Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).



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


    Date:   October 28, 2013

   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (Senior Officer in Charge of Securitization of the Depositor)


   /s/ Matt Smith
   Matt Smith, Vice President




  Exhibit Index

  Exhibit No.


  4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).


  4.2 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as registrant, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, U.S. Bank National Association, as trustee, Park Bridge Lender Services LLC, as operating advisor, and Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, relating to the COMM 2012-CCRE2 Mortgage Trust transaction, pursuant to which the Crossgates Mall Mortgage Loan is being serviced (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on August 22, 2012 and incorporated by reference herein).


  4.3 Pooling and Servicing Agreement, dated as of December 11, 2011, among
  CCRE Commercial Mortgage Securities, L.P., as registrant, Bank of America, National Association, as master servicer, LNR Partners, LLC, as special servicer, Citibank, N.A., as trustee, Trimont Real Estate Advisors, Inc., as operating advisor, and Citibank, N.A., as certificate administrator, relating to the CRCRE Commercial Mortgage Trust 2011-C2 transaction, pursuant to which the RiverTown Crossings Mall Mortgage Loan is being serviced (filed as
  Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.'s Current Report on Form 8-K, filed on December 15, 2011 and incorporated by reference herein).


  10.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).


  10.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).

  31 Rule 13a-14(d)/15d-14(d) Certification.

  33 Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown Crossings
    Mall Mortgage Loan incorporated by reference to Exhibit 33.2 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    33.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.12 of the Annual Report on
    Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).
    33.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    33.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    33.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 33.12 hereto.
    33.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 33.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).




  34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.1 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.2 Citibank, N.A. as Certificate Administrator and Trustee for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.2 of the
    Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function
    Participant incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.4 LNR Partners, LLC as Special Servicer for the RiverTown Crossings Mall Mortgage
    Loan incorporated by reference to Exhibit 34.4 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.5 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.6 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.7 National Tax Search, LLC as Servicing Function Participant incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.8 Park Bridge Lender Services LLC, as Operating Advisor for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.8 of the Annual Report on
    Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.9 Pentalpha Surveillance LLC as Operating Advisor incorporated by reference to
    Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.10 Trimont Real Estate Advisors, Inc., as Operating Advisor for the RiverTown
    Crossings Mall Mortgage Loan incorporated by reference to Exhibit 34.10 of the Annual
    Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.11 Well Fargo Bank, National Association as Certificate Administrator and Paying
    Agent for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013
    (File No. 333-172143-04).
    34.12 Well Fargo Bank, National Association as Custodian for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.12 of the Annual Report on
    Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).
    34.13 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    34.14 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to
    Exhibit 34.14 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    34.15 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 34.12 hereto
    34.16 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 34.13 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).



   35 Servicer compliance statement.



    35.1 Midland Loan Services, Inc., a Division of PNC Bank, National Association, as
    Special Servicer for the Crossgates Mall Mortgage Loan incorporated by reference to
    Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.2 Midland Loan Services, Inc., a Division of PNC Bank, National Association as
    Special Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.3 Well Fargo Bank, National Association as Certificate Administrator and Paying Agent
    for the Crossgates Mall Mortgage Loan incorporated by reference to Exhibit 35.3 of the
    Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-04).
    35.4 Wells Fargo Bank, N.A. as Master Servicer incorporated by reference to
    Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on
    April 1, 2013 (File No. 333-172143-04).
    35.5 Wells Fargo Bank, N.A. as Certificate Administrator incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K/A filed by the issuing entity on
    August 30, 2013 (File No. 333-172143-04).
    35.6 Wells Fargo Bank, National Association as Master Servicer for the Crossgates Mall
    Mortgage Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on April 1, 2013 (File No. 333-172143-04).
    35.7 Wells Fargo Bank, N.A. as Custodian incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013
    (File No. 333-172143-04).
    35.8 Wells Fargo Bank, N.A. as Custodian for the Crossgates Mall Mortgage Loan
    incorporated by reference to Exhibit 35.8 of the Annual Report on Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).

     99.1 Letter, dated August 13, 2013, from the Corporate Trust Services division of Wells Fargo Bank, National Association, as Custodian to the
     depositor regarding Compliance with Applicable Servicing Criteria for
     Asset-backed Securities by Wells Fargo Bank, National Association, as
     Custodian incorporated by reference to Exhibit 99.1 of the Annual Report on
     Form 10-K/A filed by the issuing entity on August 30, 2013 (File No. 333-172143-04).

