Form 10-K
COMM 2012-CCRE1 Mortgage Trust
filed 2014-03-28
CIK 1548599

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (212) 250-2500




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

    Not applicable.

EXPLANATORY NOTES

  The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the RiverTown Crossings Mall Mortgage Loan, which constituted approximately 5.9% of the asset pool of the issuing entity as of its cut-off date. The RiverTown Crossings Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the RiverTown Crossings Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE 2011-C2 Mortgage Trust transaction, Commission File Number 333-172863-01 (the "CFCRE 2011-C2 Transaction"). This loan combination, including the RiverTown Crossings Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, which is incorporated as Exhibit 4.2 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacity indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 12.9% of the asset pool of the issuing entity as of its cut-off date. The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The loan combination, including the Crossgates Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Crossgates Mall loan combination in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the "COMM 2012-CCRE2 Transaction"). After the closing of the COMM 2012-CCRE2 Transaction on August 22, 2012, this loan combination, including the Crossgates Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to COMM 2012-CCRE2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

  In accordance with the Manual of Publicly Available Telephone Interpretations, Section 17.02, with respect to the primary servicing of the RiverTown Crossings Mall Mortgage Loan, the pool assets concentration percentage must be reduced pro rata because Bank of America, National Association was only acting as servicer from January 1, 2013 to June 23, 2013, KeyCorp Real Estate Capital Markets, Inc. was only acting as a servicer from June 24, 2013 through September 30, 2013, and KeyBank, National Association was only acting as servicer from October 1, 2013 through December 31, 2013. As a result, each of Bank of America, National Association, KeyCorp Real Estate Capital Markets, Inc. and KeyBank, National Association falls below the de minimis requirements in Items 1122 and 1123 of Regulation AB and no such assessment, attestation or statement is required.

  In accordance with the Manual of Publicly Available Telephone
  Interpretations, Section 17.02, with respect to the servicing of the RiverTown Crossings Mall Mortgage Loan, the pool assets concentration percentage must be reduced pro rata because Citibank, N.A. was only acting as trustee from January 1, 2013 to February 27, 2013. As a result, Citibank, N.A. falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

  U.S. Bank National Association ("U.S. Bank") is the trustee of the loans serviced under the Pooling and Servicing Agreeement and the RiverTown Crossings Mall Mortgage Loan. Thus, U.S. Bank is a servicer, as defined in
  Item 1108(a)(iii) of Regulation AB, with respect to the RiverTown Crossings Mall Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants attestation reports delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

  U. S. Bank National Association acts as Trustee of the issuing entity and the RiverTown Crossings Mall. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there was no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Item 1122(d)(2)(iii) of Regulation AB.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and the primary servicer of the Crossgates Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

  This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and accountants attestation report from U.S. Bank, National Association. This entity was engaged by the Certificate Administrator of the RiverTown Crossings Mall to perform certain custodial services. These services are included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).


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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossgates Mall Mortgage Loan (Loan Number 1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on May 25, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,796,321.00 for the twelve-month period ended December 31, 2013.


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

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in
Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the RiverTown Crossings Mall Mortgage Loan are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2011-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Crossgates Mall Mortgage Loan are attached hereto under Item 15. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction incorporated by reference as
Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE2 Transaction responsible for each applicable servicing criteria set forth in
Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as Exhibit 33.7. The material instances of non compliance disclosed in the NTS assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section
1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB, Servicer Compliance Statement

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

                                   Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

    (1) Not applicable

    (2) Not applicable

    (3) See below

4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo
Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on August 9, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.'s Current Report on Form 8-K filed on December 15, 2011 in connection with the CFCRE 2011-C2 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 in connection with the COMM 2012-CCRE2 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Citibank , N.A. as Cetificate Administrator of the RiverTown Crossings Mall Mortgage Loan
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.4 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 33.7)
33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.10 Pentalpha Surveillance, LLC, as Operating Advisor
33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.12 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
33.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings
Mall Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Certificate Administrator
33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage
Loan (see Exhibit 33.14)
33.16 Wells Fargo Bank, National Association, as Custodian
33.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.16)
33.18 Wells Fargo Bank, National Association, as Master Servicer
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 33.18)



34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 Citibank , N.A. as Cetificate Administratorof the RiverTown Crossings Mall Mortgage Loan
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.4 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.7)
34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.10 Pentalpha Surveillance, LLC, as Operating Advisor
34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.12 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
34.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings
Mall Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Certificate Administrator
34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage
Loan (see Exhibit 34.14)
34.16 Wells Fargo Bank, National Association, as Custodian
34.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.16)
34.18 Wells Fargo Bank, National Association, as Master Servicer
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 34.18)


35 Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 35.1)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving
Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving
Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current
Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).


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


   Deutsche Mortgage & Asset Receiving Corporation
   (Depositor)


   /s/ Helaine M. Kaplan
   Helaine M. Kaplan, President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014


   /s/ Natalie Grainger
   Natalie Grainger, Vice President


   Date:    March 28, 2014


  Exhibit Index

  Exhibit No.


4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrants Current Report on Form 8-K filed on August 9, 2012 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.'s Current Report on Form 8-K filed on December 15, 2011 in connection with the CFCRE 2011-C2 Transaction and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K filed on August 22, 2012 in connection with the COMM 2012-CCRE2 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certification.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Citibank , N.A. as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan
33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.4 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 33.7)
33.9 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.10 Pentalpha Surveillance, LLC, as Operating Advisor
33.11 Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.12 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
33.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings
Mall Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Certificate Administrator
33.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage
Loan (see Exhibit 33.14)
33.16 Wells Fargo Bank, National Association, as Custodian
33.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.16)
33.18 Wells Fargo Bank, National Association, as Master Servicer
33.19 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 33.18)



34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


34.1 Citibank , N.A. as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan
34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.3 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.4 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall
Mortgage Loan (see Exhibit 34.7)
34.9 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.10 Pentalpha Surveillance, LLC, as Operating Advisor
34.11 Trimont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.12 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
34.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings
Mall Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Certificate Administrator
34.15 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage
Loan (see Exhibit 34.14)
34.16 Wells Fargo Bank, National Association, as Custodian
34.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.16)
34.18 Wells Fargo Bank, National Association, as Master Servicer
34.19 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage
Loan (see Exhibit 34.18)


35 Servicer compliance statement.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
of the Crossgates Mall Mortgage Loan (see Exhibit 35.1)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan
35.5 Wells Fargo Bank, National Association, as Master Servicer
35.6 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan


99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving
Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving
Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current
Report on Form 8-K filed on May 25, 2012 and incorporated by reference herein).
