Form 10-K
COMM 2012-CCRE1 Mortgage Trust
filed 2016-03-24
CIK 1548599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2015

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of the issuing entity:333-172143-04

Central Index Key Number of the issuing entity:0001548599

COMM 2012-CCRE1 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3875703 38-3875704 38-7033125 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /X/ No

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / /                                                                                          Accelerated filer / /

Non-accelerated filer /X/ (Do not check if a smaller reporting company)                Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the RiverTown Crossings Mall Mortgage Loan, which constituted approximately 5.9% of the asset pool of the issuing entity as of its cut-off date. The RiverTown Crossings Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the RiverTown Crossings Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE Commercial Mortgage Trust 2011-C2 transaction, Commission File Number 333-172863-01 (the “CFCRE 2011-C2 Transaction”). This loan combination, including the RiverTown Crossings Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, which is incorporated as Exhibit 4.2 to this Annual Report on Form 10-K. KeyBank National Association, as the master servicer under the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, is also the primary servicer of this loan combination. The responsibilities of KeyBank National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2011-C2 Transaction. Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 12.9% of the asset pool of the issuing entity as of its cut-off date. The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Crossgates Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Crossgates Mall loan combination in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the “COMM 2012-CCRE2 Transaction”). After the closing of the COMM 2012-CCRE2 Transaction on August 22, 2012, this loan combination, including the Crossgates Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2012-CCRE2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement and the primary servicer of the Crossgates Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossgates Mall Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the Registrant relating to the issuing entity filed on May 25, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,426,535.00 for the twelve- month period ended December 31, 2015.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, KeyBank National Association, as primary servicer and special servicer, U.S. Bank National Association, as Trustee and Citibank, N.A., as Certificate Administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted.  As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act.  Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on May 25, 2012 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the RiverTown Crossings Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2011-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Crossgates Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2012-CCRE2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 9, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.’s Current Report on Form 8-K filed on December 15, 2011 under Commission File No. 333-172863-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
33.9 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.10 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
33.11 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 33.3)
33.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.4)
33.18 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)
33.20 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
34.9 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.10 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
34.11 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)
34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 34.3)
34.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.4)
34.18 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)
34.20 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)

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

99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8 K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8 K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 24, 2016

/s/ Matt Smith

Matt Smith, Director

Date: March 24, 2016

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of May 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 9, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Citibank, N.A., as Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.’s Current Report on Form 8-K filed on December 15, 2011 under Commission File No. 333-172863-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
33.9 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.10 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
33.11 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
33.12 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
33.14 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 33.3)
33.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.4)
33.18 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.6)
33.20 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
34.9 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.10 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan
34.11 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
34.12 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.13 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
34.14 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)
34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 34.3)
34.17 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.4)
34.18 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.19 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.6)
34.20 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)

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

99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8 K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8 K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)