Form 10-K
period 2016-12-31
COMM 2012-CCRE1 Mortgage Trust
filed 2017-03-21
CIK 1548599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the RiverTown Crossings Mall Mortgage Loan, which constituted approximately 5.9% of the asset pool of the issuing entity as of its cut-off date.  The RiverTown Crossings Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the RiverTown Crossings Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  The other pari passu portion of the loan combination was securitized in the CFCRE Commercial Mortgage Trust 2011-C2 transaction, Commission File Number 333-172863-01 (the “CFCRE 2011-C2 Transaction”).  This loan combination, including the RiverTown Crossings Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2011-C2 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2011-C2 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Crossgates Mall Mortgage Loan, which constituted approximately 12.9% of the asset pool of the issuing entity as of its cut-off date.  The Crossgates Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Crossgates Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Crossgates Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Crossgates Mall loan combination in the COMM 2012-CCRE2 Mortgage Trust transaction, Commission File Number 333-172143-05 (the “COMM 2012-CCRE2 Transaction”).  After the closing of the COMM 2012-CCRE2 Transaction on August 22, 2012, this loan combination, including the Crossgates Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2012-CCRE2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the COMM 2012-CCRE2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).  However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.  One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the Crossgates Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the RiverTown Crossings Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).  However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB, and each such party included Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.  One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the RiverTown Crossings Mortgage Loan have delivered one or more assessments of compliance with respect to Item Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association.  This entity was engaged by the certificate administrator of the RiverTown Crossings Mall Mortgage Loan to perform certain custodial services.  These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Crossgates Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.  These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the RiverTown Crossings Mall Mortgage Loan, the servicer compliance statements of KeyBank National Association as master servicer of the RiverTown Crossings Mall Mortgage Loan, LNR Partners, LLC as special servicer of the RiverTown Crossings Mall Mortgage Loan and Citibank, N.A. as certificate administrator of the RiverTown Crossings Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossgates Mall Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 25, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,934,607.00 for the twelve-month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as Certificate Administrator and Custodian, KeyBank National Association as Primary Servicer and Citibank, N.A., as Certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and trustee of the CFCRE 2011-C2 Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. This case is still pending as to the one remaining trust at issue.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Citibank’s motion to dismiss was fully briefed as of April 15, 2016.  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  Citibank’s motion to dismiss the amended complaint was fully briefed as of October 21, 2016. We await a decision.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are also in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On October 25, 2016, the court granted leave for defendants to file an opposition brief.  Defendants filed their opposition on November 15, 2016 and Plaintiff filed its reply brief on November 22, 2016. We await a decision from the Court on plaintiff’s motion.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore,  neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator and Trustee under the Pooling and Servicing Agreement for the CFCRE 2011-C2 Transaction.

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

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor and Citibank, N.A., as Certificate Administrator and Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.’s Current Report on Form 8-K filed on December 15, 2011 under Commission File No. 333-172863-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
33.10 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.11 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
33.13 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.14 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.17 U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 33.4)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
34.10 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.11 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
34.13 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.14 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.17 U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 34.4)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.5 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.6 Citibank, N.A., as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

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

4.2 Pooling and Servicing Agreement, dated as of December 11, 2011, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Bank of America, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor and Citibank, N.A., as Certificate Administrator and Trustee (filed as Exhibit 4.1 to CCRE Commercial Mortgage Securities, L.P.’s Current Report on Form 8-K filed on December 15, 2011 under Commission File No. 333-172863-01 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2012, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on August 22, 2012 under Commission File No. 333-172143-05 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
33.10 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
33.11 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
33.13 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
33.14 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
33.15 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)
33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.2)
33.17 U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 33.4)
33.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)
33.20 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)
33.22 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan
34.10 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan
34.11 U.S. Bank National Association, as Trustee of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan
34.13 TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan
34.14 U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan
34.15 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)
34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.2)
34.17 U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 34.4)
34.19 Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)
34.20 Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan
34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)
34.22 National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.5 LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.6 Citibank, N.A., as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of May 18, 2012, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 25, 2012 under Commission File No. 333-172143-04 and incorporated by reference herein)