Form 10-K
period 2018-12-31
COMM 2012-CCRE1 Mortgage Trust
filed 2019-03-22
CIK 1548599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Midland Loan Services, a Division of PNC Bank, National Association, is the special servicer under the Pooling and Servicing Agreement and the special servicer prior to August 27, 2018 of the Crossgates Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of the cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont Real Estate Advisors, LLC is the special servicer of the Crossgates Mall Mortgage Loan on and after August 27, 2018, which when combined with its capacity as operating advisor of the RiverTown Crossings Mall Mortgage Loan, means that Trimont Real Estate Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the RiverTown Crossings Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CFCRE 2011-C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).  However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB, and each such party included Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee.  One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the RiverTown Crossings Mortgage Loan have delivered one or more assessments of compliance with respect to Items 1122(d)(1)(i), 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossgates Mall Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 25, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,111,805 for the twelve- month period ended December 31, 2018.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, U.S. Bank National Association, as trustee, and Citibank, N.A., as certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018.  On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.12       Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan

33.13       TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan

33.14       U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 33.1)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan prior to August 27, 2018 (see Exhibit 33.2)

33.17       Trimont Real Estate Advisors, LLC, as Special Servicer of the Crossgates Mall Mortgage Loan on and after August 27, 2018

33.18       U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 33.4)

33.20       Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 33.8)

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

34.12       Citibank, N.A., as Certificate Administrator and Custodian of the RiverTown Crossings Mall Mortgage Loan

34.13       TriMont Real Estate Advisors, Inc., as Operating Advisor of the RiverTown Crossings Mall Mortgage Loan

34.14       U.S. Bank National Association, as Servicing Function Participant of the RiverTown Crossings Mall Mortgage Loan

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan (see Exhibit 34.1)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan prior to August 27, 2018 (see Exhibit 34.2)

34.17       Trimont Real Estate Advisors, LLC, as Special Servicer of the Crossgates Mall Mortgage Loan on and after August 27, 2018

34.18       U.S. Bank National Association, as Trustee of the Crossgates Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 34.4)

34.20       Wells Fargo Bank, National Association, as Custodian of the Crossgates Mall Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Crossgates Mall Mortgage Loan

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the Crossgates Mall Mortgage Loan (see Exhibit 34.8)

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

35.4         KeyBank National Association, as Primary Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.5         LNR Partners, LLC, as Special Servicer of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.6         Citibank, N.A., as Certificate Administrator of the RiverTown Crossings Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Crossgates Mall Mortgage Loan

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Crossgates Mall Mortgage Loan prior to August 27, 2018 (see Exhibit 35.2)

35.9         Trimont Real Estate Advisors, LLC, as Special Servicer of the Crossgates Mall Mortgage Loan on and after August 27, 2018

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossgates Mall Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019

/s/ Natalie Grainger

Natalie Grainger, Director

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019